Form 10-Q
period 2018-05-31
AFRIKA4U
filed 2019-01-22
CIK 1727815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2018

333-222638

Commission File Number

AFRIKA4U
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Bompart Street, Westdene Bloemfontein South Africa	9301
(Address of principal executive offices)	(Zip Code)

(775) 882-1013

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court ☐ Yes    ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 22, 2019, we had 10,000,000 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRIKA4U

CONDENSED INTERIM FINANCIAL STATEMENTS

May 31, 2018

Unaudited

AFRIKA4U

CONDENSED BALANCE SHEETS

	May 31, 2018	August 31, 2017
	Unaudited
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$-	$1,000
Loan from related party	4,144	1,613
TOTAL CURRENT LIABILITIES	$4,144	$2,613

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares at May 31, 2018 and August 31, 2017	$10,000	$10,000
Subscription Receivable	-	(10,000)
Accumulated Deficit	(14,144)	(2,613)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(4,144)	$(2,613)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$-	$-

The accompanying notes are an integral part of these financial statements

AFRIKA4U

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Three months	Nine months
	ended	ended
	May 31, 2018	May 31, 2018
EXPENSES

Office and general	1,034	$1,531
Professional Fees	$2,000	10,000
Total Expenses, before provision of income taxes	$3,034	$11,531

Provision for income taxes	-	-

NET LOSS	$(3,034)	$(11,531)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

AFRIKA4U

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

Nine Months
ended
May 31, 2018

OPERATING ACTIVITIES
Net loss	$(11,531)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	-
Decrease in accounts payable	(1,000)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,531)

FINANCING ACTIVITIES
Proceeds from subscription receivable	10,000
Loan from related party	2,531
NET CASH PROVIDED BY FINANCING ACTIVITIES	$12,531

NET INCREASE (DECREASE) IN CASH	$-

CASH, BEGINNING OF PERIOD	$-

CASH, END OF PERIOD	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-

Income taxes	$-

The accompanying notes are an integral part of these financial statements

AFRIKA4U

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

May 31, 2018

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The Company was incorporated in the State of Nevada as a for-profit Company on August 4, 2017 and established a fiscal year end of August 31. The Company intends to export leather shoes and leather bags as fashion accessories, to the US.

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year.

NOTE 2 BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form S-1. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2017 included in the Company’s S-1 filed with the Securities and Exchange Commission on January 19, 2018. The unaudited financial statements should be read in conjunction with those financial statements included in the Form S-1. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2018.

NOTE 3 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $14,144, an accumulated deficit of $14,144. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, and Edgarizing costs

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On August 7, 2017 the Company issued 10,000,000 Founder's shares for cash at $0.001 per share. On May 31, 2018, the Company decreased the loan amount $10,000 from Charl Fredirck Coertzen, the Founder, as received $10,000 subscription receivable.

As of May 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

As of May 31, 2018, 10,000,000 common shares issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During this period, Charl Fredrick Coertzen, President, paid $12,531 on behalf of the Company. On May 31, 2018 the Company decreased the loan amount $10,000 as money received of subscription receivable. As of May 31, 2018, loans from a related party were $4,144. The loans are payable on demand, unsecured and without interest.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 7 - SUBSEQUENT EVENTS

During the 4th quarter 2018, the Company borrowed $1,311 cash from Charl Fredirck Coertzen, President of the Company and paid $300 expenses on behalf of the Company.

During September 2018, the Company received $3,195 from 24 individuals for 79,875 common stock issued at $0.04.

On October 16, 2018, the Company effected a 312:1 Forward Stock Split of all issued and outstanding shares of the Company’s common stock. The Effected date is the date not later than 10 days after notifying the Nevada Secretary of the State.

On October 25, 2018, the Company borrowed $4,405 cash from Charl Fredirck Coertzen, President of the Company. The loans are payable on demand, unsecured and without interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

AFRIKA4U (the “Company”) was incorporated under the laws of the State of Nevada on August 4, 2017. The Company intends to market and sell African leather products made from ostrich and other exotic leathers. We aim to market leather women’s fashion accessories like bags, and fashion accessories made by Klein Karoo Boutique, Ltd in South Africa to the North American markets. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have raised sufficient monies to implement our business model.

The Company will need to seek capital from other resources such as private placements or in the Company’s sales of registered securities, or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a development stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it would be required to cease business operations.

As of May 31, 2018, we had $NIL in cash as compared to $NIL as of August 31, 2017. As of the date of this Form 10-Q, management does not believe that the Company’s capital resources would be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2018. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $NIL in revenue for the three month period ended May 31, 2018.

Total expenses in the three month period ended May 31, 2018 were $3,034 resulting in a net loss for the three month period ended May 31, 2018 of $3,034. The net loss for the three month period ended May 31, 2018 is a result of Professional fees of $2,000 comprised of accounting fees, Office and general expense of $1,034.

Total expenses for the nine month period ended May 31, 2018 were $11,351 resulting a net loss of $11,531 for the nine months ended May 31, 2018. The net loss for the nine month period ended May 31, 2018 of 11,351 was a result of Professional fees of $10,000 comprised of accounting fees, Office and general expense of $1,531.

Off-balance sheet arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect or change on the company’s financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the company is a party, under which the company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's principal executive officer and principal financial officer. Based upon that evaluation, our company's principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

(a) Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Articles of Incorporation as previously filed with the SEC on Form S-1 on January 19, 2018
3.2	By-Laws Inc. as previously filed with the SEC on Form S-1 on January 19, 2018
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

________

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 22, 2019

AFRIKA4U

By:	/s/ Charl Coertzen
Charl Coertzen
President and Director Principal Executive Officer Principal Financial Officer

