Form 10-K
period 2018-08-31
AFRIKA4U
filed 2019-01-28
CIK 1727815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2018

 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

333-222638

Commission file number

AFRIKA4U
(Exact name of registrant as specified in its charter)

Nevada	26-1679929
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Bompart Street, Westdene Bloemfontein South Africa	9301
(Address of principal executive offices)	(Zip Code)

 (775) 882-1013

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes     ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Non-accelerated filer	☐
Accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of January 28, 2019, 10,000,000 common shares are Issued and Outstanding.

PART I

Item 1. Business.

On August 4, 2017, Mr Charl Coertzen, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of August 31. AFRIKA4U is a development stage company that intends to market and sell African leather products made from ostrich and other exotic leathers. We intend to provide leather shoes, bags and accessories manufactured by Klein Karoo Boutique. We aim to market leather women’s fashion accessories from South Africa to the North American markets. The Company intends to market and sell its products via its website to specialist leather shops at wholesale prices, as well as to the public at retail prices, through its intended website.

AFRIKA4U is a shell company as defined in Rule 405, because it is a company with nominal operations and it has assets consisting solely of cash and cash equivalents. Accordingly, there will be illiquidity of any future trading market until the company is no longer considered a shell company.

The Company has not yet implemented its business model and to date has generated no revenues. It is the Company’s intention to provide its customers with the high quality bags and other leather accessories. The Company’s target customers will be exclusive leather shops or members of the public that have an interest in obtaining high end leather products. It is the Company’s intention to deploy various internet marketing strategies like Search Engine Optimization and online advertising. The Company intends to focus its marketing activities in North America and Europe.

The Company intends to provide leather shoes, Hand bags and accessories made from exotic leathers manufactured by Klein Karoo Boutique. This South African manufacturer specializes in manufacturing shoes, handcrafted leather bags and fashion accessories. AFRIKA4U intends to market our planned products on the Internet. Over the twelve months following the date of this offering, the Company’s business activities and related expenses will be affected by the proceeds from sales of shares in this offering received by the Company as discussed below.

Product Description

Klein Karoo Boutique has a wide range of exotic leather products ranging from shoes made from exotic leathers such as Ostrich, to exquisite hand bags and leather belts.

Competitive Environment

Other exotic leather shoe manufacturers are shoepassion.com, Zelliitalia.com and Alligatorjakes, our competition have all been in the business for some time already and probably have greater access to capital and have an existing cliental base. Our competitors may use these resources to engage in aggressive advertising and marketing campaigns. The current prevalence of aggressive advertising and promotion may generate pricing pressures to which we must respond. Our financial position might not enable us to respond favourably to this pressure. We expect that competition will continue to increase.

Item 1A. Risk Factors.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We do not own any real estate or other properties and have not entered into any long-term lease or rental agreements for property.

Item 3. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or stockholder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Although our common stock is not listed on a public exchange, we intend to apply for quotation on the Over-the-Counter Bulletin Board (OTCBB). In order to be quoted on the OTCBB, a market maker must file an application on our behalf in order to make a market for our common stock. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, who, generally speaking, must approve the first quotation of a security by a market maker on the OTCBB, nor can there be any assurance that such an application for quotation will be approved.

Item 6. Selected Financial Data

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Capital Resources and Liquidity

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business unless we obtain additional capital. No substantial revenues from our planned business model are anticipated until we have completed financing the Company.

We need to seek capital from resources such as private placements in the Company’s common stock or debt financing, which may not even be available to the Company. However, if such financing were available, because we are a, early stage company with no or limited operations to date, it would likely have to pay additional costs associated with such financing and in the case of high risk loans be subject to an above market interest rate. At such time these funds are required, management would evaluate the terms of such financing. If the company cannot raise additional proceeds via such financing, it may be required to cease business operations.

As of August 31, 2018, we had $1,185 in cash as compared to $NIL as of August 31, 2017. As of the date of this Form 10-K, the current funds available to the Company will not be sufficient to fund the expenses related to maintaining a reporting status. We are in the process of seeking additional equity financing in the form of private placements to fund our operations over the next 12 months.

Management believes that if subsequent private placements are successful or we are successful in raising funds from registered securities, we will generate sales revenue within twelve months thereof. However, additional equity financing may not be available to us on acceptable terms or at all, and thus we could fail to satisfy our future cash requirements.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

At August 31, 2018, the Company was not engaged in continued business and has been primarily involved in early stage activities to date. Due to a lack of funding, we have not implemented our Plan of Operations.

The Company has not yet implemented its business model. We must raise cash to implement our strategy and stay in business. In the event we do not raise any proceeds, the Company’s existing cash will not be sufficient to fund the expenses related to maintaining a reporting status and to implement its planned business.

We had $Nil in revenue for the fiscal year ended August 31, 2018 as compared to $NIL in revenue for the fiscal year ended August 31, 2017.

Total expenses in the fiscal year ended August 31, 2018 were $11,957 as compared to total expenses for the fiscal year ended August 31, 2017 of $2,613 resulting in a net loss for the fiscal year ended August 31, 2018 of $11,957 as compared to a net loss of $2,613 for the fiscal year ended August 31, 2017. The net loss for the fiscal year ended August 31, 2018 is a result of Professional fees of $10,000 comprised primarily of legal and accounting expense, Office and general expense of $1,957 as compared to the net loss for the fiscal year ended August 31, 2017 of $2,613 which was a result of Professional fees of $1,000 comprised primarily of accounting expense, Office and general expense of $1,613.

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

Plan of Operations

AFRIKA4U is a development-stage company that intends to market and sell its planned products through its’ intended website. The Company has not generated revenues and has not implemented its business model. The Company intends to provide potential future customers with high quality leather hand bags, and other leather fashion accessories. The Company’s target customers will be exclusive leather shops or members of the public that have an interest in obtaining high end leather fashion products. We intend to deploy current electronic marketing activities like Search Engine Optimization and online advertising. The Company intends to focus its marketing activities in North America.

The Company intends to provide leather bags and accessories made from exotic leathers manufactured by Klein Karoo Boutique. Klein Karoo Botique specializes in the manufacture of African fashion leather products. The Company intends to market our planned products on the Internet. The Company’s business activities and related expenses will be affected by the proceeds from sales of shares in this offering received by the Company over the next 12 months should the Company be successful in its offering.

The Company intends to store and make delivery to prospective customers of its planned inventory through fulfillment service providers like Expert Fulfillment, eCommerce Fulfillment or Shipwire. The company has not contracted with any fulfillment service providers.

Company has two planned phases to our operations over the next twelve months. The first phase of our operations will be to secure the services of specialists to develop our logo and website, purchase of office equipment and supplies and the purchase of initial inventory. In anticipation of raising money from this offering, our President authorized initial website development which is now under construction.

The anticipated cost for developing our website is $15,000. The anticipated cost for logo development is $12,500.

The Company plans to purchase a desktop and a laptop computer with a printer; fax and photocopier combination with an anticipated cost $10,000. The Company plans to purchase office supplies and stationaries to the anticipated value of $6,000. The Company’s intended start up inventory by Klein Karoo Boutique product code is as follows; item code BOHA00001 Mini Bag, BOHB00001 Bugatti Bag, HOHA00002 Tanya Bag, BOHB00002 Soft Bag, BOHB00060 Italian Bag, BOHC00001 Overnight Bag.

The Company projects to have the first phase of our planned operations completed within 120 days of the effective date this offering.

The second phase of the Company’s planned operations is to engage the services of a online marketing specialist. The Company anticipates this cost to be $33,800. We have budgeted $20,000 for online advertisements. The Company intends $3,800 in commission to top sellers of our products to help establish the Company name. The Company intends to purchase its first inventory at an anticipated cost of $56,500. The Company projects it will complete this second phase 220 days following the effective date of this offering. We anticipate generating revenue 280 days from the effective date of this offering.

Intellectual Property

The Company does not currently have any intellectual property. It is the Company’s intention, subject to legal advice and having sufficient capital, to apply for trademark protection and/or copyright protection in the United States, Europe, and other jurisdictions. The Company does not anticipate any costs related to duties, tariffs or other restrictions on imports of our planned products.

We intend to aggressively assert our rights, trademark and copyright laws to protect our planned intellectual property, including product design, product research and concepts and recognized trademarks. These rights are protected through the acquisition of trademark registrations, the maintenance of copyrights, and, where appropriate, litigation against those who are, in our opinion, infringing these rights.

While there can be no assurance that registered trademarks and copyrights will protect our proprietary information, we intend to assert our planned intellectual property rights against any infringer. Although any assertion of our rights can result in a substantial cost to, and diversion of effort by, our company management believes that the protection of our planned intellectual property rights is a key component of our operating strategy.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of data storage. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.

Environmental Laws

We have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees and Employment Agreements

As of the date of this Registration Statement, AFRIKA4U has no permanent staff other than its sole officer and director, Mr. Charl Coertzen. Mr. Coertzen has the flexibility to work on AFRIKA4U up to 15 hours per week. He is prepared to devote more time to our operations as may be required. He is not being paid at present.

There are no employment agreements in existence. The Company presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, the Company may adopt plans in the future. Management does not plan to hire additional employees at this time. Our sole officer and director will be responsible for the initial servicing of all the Company needs. When the Company starts to build its website, the Company will hire an independent outside consultant to build it.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 8. Financial Statements and Supplementary Data.

PLS CPA, A PROFESSIONAL CORPORATION

◆ 4725 MERCURY STREET #210 ◆ SAN DIEGO ◆ CALIFORNIA 92111 ◆

◆ TELEPHONE (858)722-5953 ◆ FAX (858) 761-0341 ◆ FAX (858) 764-5480

◆ E-MAIL changgpark@gmail.com ◆

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Afrika4u

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Afrika4u (the Company) as of August 31, 2018 and 2017, the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended August 31, 2018 and the period from August 4, 2017 to August 31, 2017, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2018 and 2017, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has a losse from operations through August 31, 2018, and does not have sufficient working capital to fund its planned operations during the twelve-month period subsequent to the issuance of these financial statements. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PLS CPA__

PLS CPA, A Professional Corp

We have served as the Company’s auditor since 2017.

San Diego, CA. 92111

January 28, 2019

AFRIKA4U

FINANCIAL STATEMENTS

August 31, 2018

F-1

AFRIKA4U

BALANCE SHEETS
	August 31, 2018	August 31, 2017
	Audited
ASSETS

CURRENT ASSETS
Bank	$1,185	$
TOTAL ASSETS	$1,185		$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$		$1,000
Loan from related party	5,755		1,613
TOTAL CURRENT LIABILITIES	$5,755		$2,613

STOCKHOLDERS' EQUITY (DEFICIT)
Capital stock
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,000,000 shares at August 31, 2018 and August 31, 2017	$10,000		$10,000
Subscription Receivable			(10,000)
Accumulated Deficit	(14,570)		(2,613)
TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	$(4,570)		$(2,613)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)	$1,185		$-

The accompanying notes are an integral part of these financial statements

F-2

AFRIKA4U

STATEMENTS OF OPERATIONS

	Year ended August 31, 2018	From inception date August 4, 2017 to August 31, 2017
EXPENSES

Office and general	1,957	$1,613
Professional Fees	$10,000	1,000
Total Expenses, before provision of income taxes	$11,957	$2,613

Provision for income taxes	-	-

NET LOSS	$(11,957)	$(2,613)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements

F-3

AFRIKA4U

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

 From Inception date August 4, 2017 to August 31, 2018

 Audited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance on inception, August 4, 2017	-	$-	$-	$-	$-	$-
Founder's shares issued for cash at $0.001 per share	10,000,000	10,000		(10,000)		-

Net loss for the period ended August 31, 2017			-	-	(2,613)	(2,613)

Balance, August 31, 2017	10,000,000	$10,000	$-	$(10,000)	$(2,613)	$(2,613)

Subscription receivable received				10,000		10,000

Net loss for the year ended August 31, 2018			-	-	(11,957)	(11,957)

Balance, August 31, 2018	10,000,000	$10,000	$-	$-	$(14,570)	$(4,570)

The accompanying notes are an integral part of these financial statements

F-4

AFRIKA4U

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2018	Year ended August 31, 2017

OPERATING ACTIVITIES
Net loss	$(11,957)	$(2,613)
Adjustment to reconcile net loss to net cash
used in operating activities:
Expenses paid on company's behalf by related party	(1,000)	1,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,957)	$(1,613)

FINANCING ACTIVITIES
Proceed from subscription receivable	10,000
Loan from related party	4,142	1,613

NET CASH PROVIDED BY FINANCING ACTIVITIES	$14,142	$1,613

NET INCREASE (DECREASE) IN CASH	$1,185	$-

CASH, BEGINNING OF PERIOD	$-	$-

CASH, END OF PERIOD	$1,185	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

F-5

AFRIKA4U

NOTES TO THE FINANCIAL STATEMENTS

August 31, 2018

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada as a for-profit Company on August 4, 2017 and established a fiscal year end of August 31. The Company intends to export leather shoes and leather bags as fashion accessories, to the US.

All activities of the Company to date relate to its organization, initial funding.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

In the opinion of management, the accompanying balance sheets, statements of operations, stockholders' equity (deficit) and cash flows include all adjustments, consisting only of normal recurring items, for their fair presentation in conformity with accounting principles generally accepted in the United States. These financial statements are presented in United States dollars.

Property

The Company does not own or rent any property. The office space is provided by the president at no charge.

Revenue and Cost Recognition

The Company has no current source of revenue; therefore the Company has not yet adopted any policy regarding the recognition of revenue or cost.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company follows the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

F-6

Net Loss per Share

Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company. Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Exchange Rate Accounting Policy

Local currencies are translated into US$ at the prevailing rate on the date of the transaction.

Recent Accounting Pronouncements

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit and an accumulated deficit of $14,570 and net loss from operations since inception of $14,570. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, Transfer Agency and Edgarizing costs

NOTE 4 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

NOTE 5 - CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

As of August 31, 2018, the Company has not granted any stock options and has not recorded any stock-based compensation.

On August 7, 2017 the Company issued 10,000,000 Founder's shares for cash at $0.001 per share. On May 31, 2018, the Company decreased the loan amount by $10,000 from Charl Fredirck Coertzen, the Founder, in receipt of $10,000 subscription receivable.

As of August 31, 2018, 10,000,000 common shares issued and outstanding.

NOTE 6 - RELATED PARTY TRANSACTIONS

During this year, Charl Fredrick Coertzen, Founder and President of the Company, paid $12,831 on behalf of the Company and cash loan of $1,311 to the Company. On May 31, 2018 the Company decreased the loan amount $10,000 as money received for subscription receivable.

As of August 31, 2018, the Company owes $5,755 (August 31, 2017 $1,613) to Charl Fredirck Coertzen. The loans are payable on demand, unsecured and without interest.

F-7

NOTE 7 - INCOME TAXES

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward period.

A reconciliation of the provision for income taxes at the United States federal statutory rate compared to the Company’s income tax expense as reported is as follows:

	August 31, 2018	August 31, 2017
Net loss before income taxes per financial statements	$(11,957)	$(2,613)
Income tax rate	34%	34%
Income tax recovery	(4,065)	(888)
Non-deductible	-	-
Valuation allowance change	4,065	888

Provision for income taxes	$-	$-

The significant component of deferred income tax assets at August 31, 2018 and August 31, 2017 are as follows:

	August 31, 2018	August 31, 2017
Net operating loss carry-forward	$4,953	$888
Valuation allowance	(4,953)	(888)

Net deferred income tax asset	$-	$–

NOTE 8 - SUBSEQUENT EVENTS

During September 2018, the Company received $3,195 from 24 individuals for 79,875 common stock issued at $0.04.

On October 16, 2018, the Company effected a 312:1 Forward Stock Split of all issued and outstanding shares of the Company’s common stock. The Effected date is the date not later than 10 days after notifying the Nevada Secretary of the State.

On October 25, 2018, the Company borrowed cash $4,405 from Charl Fredrick Coertzen, President of the Company.

F-8

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 13a -15d and 15d-15e under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that as of August 31, 2018 our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s Principal Executive and Principal Financial officer and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

1.	Pertains to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and disposition of assets;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America and receipts and expenditures are being made in accordance with authorizations of management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments as of the end of the period covered by this report. Management conducted the assessment based on certain criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. As of August 31, 2018, management determined material weaknesses occurred over our internal control over financial reporting as discussed below.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. Due to these material weaknesses management concluded that our internal control over financial reporting was not effective as of August 31, 2018.

Material Weakness Discussion and Remediation

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's previous reported financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future periods.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Identification of directors and executive officers

Our directors serve until their successor are elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serve until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

Our directors serve until a successor is elected and qualified. Our officers are elected by the Board of Directors to a term of one (1) year and serves until their successor(s) is duly elected and qualified, or until they are removed from office. The Board of Directors has no nominating or compensation committees. The company’s current Audit Committee consists of our officers and directors.

The name, address, age and position of our present officers and directors is set forth below:

The name, address, age and position of our sole officer and director is set forth below:

Name	Age	Position
Charl Fredrick Coertzen	41	President/Secretary/Treasurer, Chief Financial Officer and Chairman of the board of Directors.

Mr. Coertzen has held his office since the inception of this Company and should hold his position until the next annual meeting of our stockholders.

Business Experience

Mr. Coertzen is an accredited SAIP Financial Accountant. Since March 2003 his private practice is still carrying on. In his practice he does Journals, compolation of financial statements, SARS queries and registrations, CIPRO registrartion and submisions of yearly returns, customer relations, all reconciliations, payroll administration, VAT calculations, income tax calculations, PAYE calculations, E-Filling and U-Filing.

The Company feels that Mr. Coertzen entrepreneurial spirit and his years of accounting experience will make him an excellent choice for the president of the Company.

Our director and officer does not hold positions on the board of directors of any other U.S. reporting companies and has no affiliation with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of AFRIKA4U.

Involvement in Legal Proceedings

No Executive Officer or Director of the Company has been convicted in any criminal proceeding or is the subject of a criminal proceeding that is currently pending.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11. Executive Compensation.

AFRIKA4U has made no provisions for paying cash or non-cash compensation to its sole officer and director. No salaries are being paid at the present time, and none will be paid unless and until our operations generate sufficient cash flows.

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officer for all services rendered in all capacities to us for the period from inception through August 31, 2018.

Name and Principal Position	Year	Salary	Bonus	Option Awards	Stock Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All other compensation	Total
Charl Frederick Coertzen President	2017	$0	$0	$0	$0	$0	$0	$0	$0
	2018	$0	$0	$0	$0	$0	$0	$0	$0

The Company has not paid any salaries in 2018. The Company does not intend to start paying salaries until we have enough capital to do so. The Company has no other stock option plans, retirement, pensions or any other profit sharing plans for our President other than those described in this Registration Statement.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of August 31, 2018.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Charl Coertzen	-	-	-	-	-	-	-	-	-

There were no grants of stock options since inception to the date of this Prospectus.

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, it may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. AFRIKA4U may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

Stock Awards Plan

The company has not adopted a Stock Awards Plan, but may do so in the future. The terms of any such plan have not been determined.

Item 12. Director Compensation.

The table below summarizes all compensation awarded to, earned by, or paid to our directors for all services rendered in all capacities to us for the period from inception (August 4, 2017) through August 31, 2018.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Charl Coertzen	0	0	0	0	0	0	0

At this time, AFRIKA4U has not entered into any employment agreements with its sole officer and director. Should there be sufficient cash flow available from our future operations, the company may enter into employment agreements with our sole officer and director or any future key staff members.

Security Ownership of Certain Beneficial Owners and Management

On the date of this prospectus, the following is set out in this table; the total number of shares owned beneficially by our sole officer and director, and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. On assumption that all shares are sold, the table highlights the ownership of the shares at the end of this offering. The current officer and sole director of the Company listed below has direct ownership of his shares, and possesses sole voting and dispositive power with respect to these shares.

Title of Class	Name and Address Beneficial Owner [1]	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Charl Coertzen 14 Rias van Wyk Lagenhoven Park, Bloemfontein 9330	10,000,000	100
__________
[1]

The person named is a “parent” and “promoter” of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of his direct and indirect stock holdings. Mr. Coertzen is the only “promoter” of our company.

Mr. Coertzen, the Company’s sole officer and director will continue to hold the majority of the common stock, after the completion of the offering, irrespective of the amount of shares sold. Seeing as he will still own the majority of the common stock, after the completion of this offering he will determine the operations of the company, and the investors under the current offering will not be able to change the Company’s direction of its operations. Because of this, the shares offered by the Company lack the value of shares that normally have voting rights. As a result of the ineffective voting power of the shares their value might be reduced. There is no outstanding options, warrants, or securities that are convertible to common stock against any of the Company’s common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of August 31, 2018 Mr. Coertzen has loaned the Company $5,755. The loan is payable on demand, unsecured and without interest.

Item 14. Principal Accounting Fees and Services.

Fees paid to Auditors

Audit Fees

The aggregate fees billed for the two most recently completed fiscal years for professional services rendered by PLS CPA, our independent auditor, for the audit of our annual financial statements and review of the financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal periods were as follows:

	Year Ended August 31, 2018		Year Ended August 31, 2017
Audit Fees		$10,000		$1,000
Audit-Related Fees	$	Nil	$	Nil
Tax Fees	$	Nil	$	Nil
All Other Fees	$	Nil	$	Nil
Total		$10,000		$1,000

Included in the audit fees for the year ended August 31, 2018 is the year end fees charged for August 31, 2017. No audit fees have been accrued for the fiscal year ended August 31, 2018.

The SEC requires that before our independent registered public accounting firm is engaged by us to render any auditing or permitted non-audit related service, the engagement be either: (i) approved by our Audit Committee or (ii) entered into pursuant to pre-approval policies and procedures established by the Audit Committee, provided that the policies and procedures are detailed as to the particular service, the Audit Committee is informed of each service, and such policies and procedures do not include delegation of the Audit Committee’s responsibilities to management.

As of date of this filing the Company does not have an Audit Committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees paid during 2018 were pre-approved by our Board.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description

3.1	Articles If Incorporation [1]
3.2	By-Laws of AFRIKA4U [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101	Interactive data files pursuant to Rule 405 of Regulation S-T

__________

[1]	Incorporated by reference from the Company’s S-1 filed with the Commission on January 19, 2018.

[2]	Incorporated by reference from the Company’s S-1 filed with the Commission on January 19, 2018.

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AFRIKA4U

Dated: January 28, 2019	By:	/s/ Charl Coertzen
Charl Coertzen
President and Director
Principal Executive Officer Principal Financial Officer

