Form 10-Q
period 2018-11-30
AFRIKA4U
filed 2019-03-22
CIK 1727815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2018

333-222638

Commission File Number

AFRIKA4U
(Exact name of registrant as specified in it’s charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Bompart Street, Westdene BloemfonteinSouth Africa	9301
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 22, 2019, we had 10,079,875 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRIKA4U

CONDENSED INTERIM FINANCIAL STATEMENTS

November 30, 2018

Unaudited

AFRIKA4U

CONDENSED BALANCE SHEETS

	November 30, 2018	August 31, 2018
	Unaudited
ASSETS

CURRENT ASSETS
Bank	$7,743	$1,185
TOTAL ASSETS	$7,743	$1,185

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,000	$-
Loan from related party	10,228	5,754
TOTAL CURRENT LIABILITIES	$18,228	$5,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value, Issued and outstanding 10,079,875 and 10,000,000 shares at November 30, 2018 and August 31, 2018, respectively.	$10,080	$10,000
Additional paid-in capital	3,115	-
Accumulated deficit	(23,680)	(14,570)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(10,485)	$(4,570)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$7,743	$1,185

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Three months	Three months
	ended	ended
	November 30, 2018	November 30, 2017
EXPENSES

Office and general	1,110	$-
Professional Fees	$8,000	5,000
Total Expenses, before provision of income taxes	$9,110	$5,000

Provision for income taxes	-	-

NET LOSS	$(9,110)	$(5,000)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,051,787	10,000,000

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Three months	Three months
	ended	ended
	November 30, 2018	November 30, 2017

OPERATING ACTIVITIES
Net loss	$(9,110)	$(5,000)
Adjustment to reconcile net loss to net cash used in operating activities:
Increased in Accounts payable	8,000	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(1,110)	$(5,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock	3,195	-
Loan from related party	4,473	5,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	$7,668	$5,000

NET INCREASE (DECREASE) IN CASH	$6,558	$(1)

CASH, BEGINNING OF PERIOD	$1,185	$-

CASH, END OF PERIOD	$7,743	$(1)

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

November 30, 2018

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2018 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $10,485, an accumulated deficit of $23,680. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The officers and directors have committed to advancing certain operating costs of the Company, including Legal, Audit, and Edgarizing costs

NOTE 4 - CAPITAL STOCK

The Company’s capitalization is 750,000,000 common shares with a par value of $0.001 per share. No preferred shares have been authorized or issued.

On August 7, 2017 the Company issued 10,000,000 Founder’s shares for cash at $0.001 per share.

On October 10, 2018 the Company issued 79,875 common shares at @0.04 per share for cash.   On October 16, 2018, the Company effected a 312:1 Forward Stock Split of all issued and outstanding shares of the Company’s common stock. The Effected date will be a date not later than 10 days after notifying the Nevada Secretary of the State. As of the date financial statements were available issued the Forward Stock Split is not effected. As of November 30, 2018, 10,079,875 common shares are issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During three months ended November 30, 2018, Charl Fredrick Coertzen, Founder and President of the Company loaned cash $4,474 to the Company. As of November 30, 2018, loans balance is $10,228. The loans are payable on demand, unsecured and without interest.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 7 - SUBSEQUET EVENT

During February, 2019, Charl Fredrick Coertzen, Founder and President of the Company, advanced the Company $2,458 (ZAR 34,400). The amounts due to the related party are unsecured and non- interest-bearing with no set terms of repayment.

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

As of November 30, 2018, we had $7,743 in cash as compared to $1,185 as of August 31, 2018. As of the date of this Form 10-Q, management does not believe that the Company’s capital resources would be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2019. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $NIL in revenue for the three month period ended November 30, 2018.

Total expenses in the three month period ended November 30, 2018 were $9,110 resulting in a net loss for the three month period ended November 30, 2018 of $9,110 as compared total expenses for the three month period ended November 30, 2017 of $5,000. The net loss for the three month period ended November 30, 2018 is a result of Professional fees of $8,000 comprised primarily of accounting fees and Office and general expense of $1,110 as compared to Professional fees of $5,000 and Office and general expense of $Nil for the period ended November 30, 2017.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of November 30, 2018, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended November 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AFRIKA4U

Date: March 22, 2019	By:	/s/ Charl Coertzen
Charl Coertzen
President and Director Principal Executive Officer Principal Financial Officer

