Form 10-Q
period 2019-02-28
AFRIKA4U
filed 2019-06-28
CIK 1727815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of June 26, 2019, we had 10,079,875 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRIKA4U

CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2019

Unaudited

AFRIKA4U

CONDENSED BALANCE SHEETS

	February 28, 2019	August 31, 2018
	Unaudited
ASSETS

CURRENT ASSETS
Bank	$2,751	$1,185
TOTAL ASSETS	$2,751	$1,185

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,044	$-
Loan from related party	12,685	5,755
TOTAL CURRENT LIABILITIES	$18,729	$5,755

STOCKHOLDERS DEFICIT
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value. Issued and outstanding 10,079,875 and 10,000,000 shares at February 28, 2019 and August 31, 2018 respectively.	$10,080	$10,000
Additional Paid-in Capital	3,115	-
Accumulated Deficit	(29,173)	(14,570)
TOTAL STOCKHOLDERS DEFICIT	$(15,978)	$(4,570)
TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$2,751	$1,185

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Six months	Three months	Six months	Three months
	ended	ended	ended	ended
	February 28, 2019	February 28, 2019	February 28, 2018	February 28, 2018
EXPENSES

Office and general	2,603	$1,493	497	497
Professional Fees	$12,000	3,000	8,000	3,000

Total Expenses, before provision of income taxes	$14,603	$4,493	8,497	3,497

Provision for income taxes	-		-

NET LOSS	$(14,603)	$4,493	(8,497)	(3,497)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	0.00	0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,065,753	10,080,000	10,000,000	10,000,000

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

to February 28, 2019

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total

Balance, August 31, 2017	10,000,000	$10,000	$-	$(10,000)	$(2,613)	$(2,613)

Subscription receivable received				10,000		10,000

Net Loss for the year to August 31, 2018					(11,957)	(11,957)

Balance, August 31, 2018	10,000,000	$10,000	$-	$-	$(14,570)	$(4,570)

79,875 Common shares issued for Cash at $0.04 per share	79,875	80	3,115			3,195

Net Loss for period to February 28, 2019					(14,603)	(14,603)

Balance, February 28, 2019 (unaudited)	10,079,875	$10,080	$3,115	$-	$(29,173)	$(15,978)

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Six Months	Six months
	ended	ended
	February 28, 2019	February 28, 2018

OPERATING ACTIVITIES
Net loss	$(14,603)	$(8,497)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in Payables	6,044	3,000

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,559)	$(5,497)

FINANCING ACTIVITIES
Proceeds from sale of common stock	3,195	-

Loan from related party	6,930	5,497

NET CASH PROVIDED BY FINANCING ACTIVITIES	$10,125	$5,497

NET INCREASE (DECREASE) IN CASH	$1,566	$0

CASH, BEGINNING OF PERIOD	$1,185	$-

CASH, END OF PERIOD	$2,751	$0

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements

AFRIKA4U

 NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

February 28, 2019

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission filed on January 28, 2019. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $15,978, an accumulated deficit of $29,173. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

On October 16, 2018, the Company effected a 312:1 Forward Stock Split of all issued and outstanding shares of the Company’s common stock. The Effected date will be a date not later than 10 days after notifying the Nevada Secretary of the State. As of the date financial statements were available issued the Forward Stock Split is not effected. As of February 28, 2019, 10,079,875 common shares are issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During six months ended February 28, 2019, Charl Fredrick Coertzen, Founder and President of the Company loaned cash $6,930 to the Company. As of February 28, 2019, loans balance is $12,685. The loans are payable on demand, unsecured and without interest.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

The company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

NOTE 7 - SUBSEQUENT EVENTS

On April 4, 2019, the Company loaned $3,008 cash from Charl Fredirck Coertzen, President of the Company. The loans are payable on demand, unsecured and without interest.

On June 28, 2019, the Company loaned $2,040 cash from Charl Fredirck Coertzen, President of the Company. The loans are payable on demand, unsecured and without interest.

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

AFRIKA4U (the “Company”) was incorporated under the laws of the State of Nevada on August 4, 2017,. The Company intends to market and sell African leather products made from ostrich and other exotic leathers. We aim to market leather women’s fashion accessories like bags, and fashion accessories made by Klein Karoo Boutique, Ltd in South Africa to the North American markets. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model.

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

As of February 28, 2019, we had $2,751 in cash as compared to $1,185 as of August 31, 2018. As of the date of this Form 10-Q, management does not believe that the Company’s capital resources would be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2019. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $NIL in revenue for the three and six month period ended February 28, 2019.

Total expenses in the six month period ended February 28, 2019 were $14,603 resulting in a net loss for the three month period ended February 28, 2019 of $14,603. The net loss for the six month period ended February 28, 2019 is a result of Office and general expense of $2,603 and Professional fees of $12,000 comprised of primarily of accounting and audit fees as compared to a net loss of $8,497 for the six month period ended February 28, 2018. The net loss for the six month period ended February 28, 2018 of $8,497 is a result of Office and general expense of $497 and Professional fees of $8,000 comprised primarily of audit and accounting expense.

Total expenses in the three month period ended February 28, 2019 were $4,493 resulting in a net loss for the three month period ended February 28, 2019 of $4,493. The net loss for the six month period ended February 28, 2019 is a result of Office and general expense of $1,493 and Professional fees of $3,000 comprised of primarily of accounting fees as compared to a net loss of $3,497 for the six month period ended February 28, 2018. The net loss for the six month period ended February 28, 2018 of $3,497 is a result of Office and general expense of $497 and Professional fees of $3,000 comprised primarily of accounting fees.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of February 28, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended February 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosure.

None

Item 5. Other Information.

None

Item 6. Exhibits.

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.	Description
3.1	Certificate of Amendment as previously filed with the SEC on Form S-1 on September 15, 2017
3.2	By-Laws Inc. as previously filed with the SEC on Form S-1 on September 7, 2011
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Included in Exhibit 31.1

**	Included in Exhibit 32.1

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFRIKA4U

Date: June 28, 2019	By:	/s/ Charl Coertzen
Charl Coertzen
President and Director Principal Executive Officer Principal Financial Officer

