Form 10-Q
period 2019-05-31
AFRIKA4U
filed 2019-09-12
CIK 1727815

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of September 6, 2019, we had 10,079,875 shares of common stock outstanding.

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AFRIKA4U

CONDENSED INTERIM FINANCIAL STATEMENTS

May 31, 2019

Unaudited

AFRIKA4U

CONDENSED BALANCE SHEETS

	May 31, 2019	August 31, 2018
	Unaudited
ASSETS

CURRENT ASSETS
Bank	$2,690	$1,184
TOTAL ASSETS	$2,690	$1,184

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,044	$-
Loan from related party	15,660	5,754
TOTAL CURRENT LIABILITIES	$19,704	$5,754

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock
Authorized 75,000,000 shares of common stock, $0.001 par value. Issued and outstanding 10,079,875 and 10,000,000 shares at May 31, 2019 and August 31, 2018 respectively.	$10,080	$10,000
Additional Paid-in Capital	3,115	-
Accumulated Deficit	(30,209)	(14,570)
TOTAL STOCKHOLDERS’ EQUITY/(DEFICIT)	$(17,014)	$(4,570)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)	$2,690	$1,184

The accompanying notes are an integral part of these financial statements

AFRIKA4U

CONDENSED STATEMENT OF OPERATIONS

Unaudited

	Three months	Three months	Nine months	Nine months
	ended	ended	to	ended
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
EXPENSES

Office and general	36	$1,034	$2,639	$1,531
Professional Fees	$1,000	2,000	13,000	10,000
Total Expenses, before provision of income taxes	$1,036	$3,034	$15,639	$11,531

Provision for income taxes	-	-	-	-

NET LOSS	$(1,036)	$(3,034)	$(15,639)	$(11,531)

BASIC AND DILUTED LOSS PER COMMON SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	10,079,875	10,000,000	10,070,512	10,000,000

The accompanying notes are an integral part of these financial statements

AFRIKA4U

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

to May 31, 2019

 Unaudited

	Common Stock		Additional	Share
	Number of		Paid-in	Subscriptions	Accumulated
	shares	Amount	Capital	Receivable	Deficit	Total
Balance on inception, August 4, 2017	-	$-	$-	$-	$-	$-

Founder’s shares issued for cash at $0.001 per share	10,000,000	10,000		(10,000)		-

Net loss for the period ended November 31, 2017			-	-	(2,613)	(2,613)

Balance, August 31, 2017	10,000,000	$10,000	$-	$(10,000)	$(2,613)	$(2,613)

Subscription receivable received				10,000		10,000

Net Loss for the year to August 31, 2018					(11,957)	(11,957)

Balance, August 31, 2018	10,000,000	$10,000	$-	$-	$(14,570)	$(4,570)

79,875 Common shares issued for Cash at $0.04 per share	79,875	80	3,115			3,195

Net Loss for period to November 30, 2018					(10,110)	(10,110)

Balance, November 30, 2018	10,079,875	$10,080	$3,115	$-	$(24,680)	$(11,485)

Net Loss for period to February 28, 2019					(4,493)	(4,493)

Balance, February 28, 2019	10,079,875	10,080	3,115	-	(28,173)	(15,978)

Net Loss for period to May 31, 2019					(1,036)	(1,036)

Balance, May 31, 2019	10,079,875	$10,080	$3,115	$-	$(30,209)	$(17,014)

The accompanying notes are an integral part of these financial statements

AFRIKA4U

CONDENSED STATEMENT OF CASH FLOWS

Unaudited

	Nine Months	Nine months
	ended	ended
	May 31, 2019	May 31, 2018

OPERATING ACTIVITIES
Net loss	$(15,369)	$(11,531)
Adjustment to reconcile net loss to net cash used in operating activities:
Increase in Payables	2,642	(1,000)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,727)	$(12,531)

FINANCING ACTIVITIES
Proceeds from sale of common stock	3,195	-
Subscription Receivable		10,000
Loan from related party	12,314	2,531

NET CASH PROVIDED BY FINANCING ACTIVITIES	$15,509	$12,531

NET INCREASE (DECREASE) IN CASH	$2,782	$-

CASH, BEGINNING OF PERIOD	$1,185	$-

CASH, END OF PERIOD	$3,967	$-

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

AFRIKA4U

NOTES TO THE UNAUDITED CONDENSED INTERIM FINANCIAL STATEMENTS

 May 31, 2019

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the fiscal year ended August 31, 2018 included in the Company’s 10-K filed with the Securities and Exchange Commission filed on January 28, 2019. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2019 are not necessarily indicative of the results that may be expected for the year ending August 31, 2019.

NOTE 3 - GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has a working capital deficit of $17,014, an accumulated deficit of $30,209. The Company does not have a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The Company is funding its initial operations by way of issuing Founder’s shares.

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

On October 10, 2018 the Company issued 79,875 common shares at @0.04 per share for cash. On October 16, 2018, the Company effected a 312:1 Forward Stock Split of all issued and outstanding shares of the Company’s common stock. The Effected date will be a date not later than 10 days after notifying the Nevada Secretary of the State. As of the date financial statements were available issued, the Forward Stock Split is not yet effected. As of May 31, 2019, 10,079,875 common shares are issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

During six months ended May 31, 2019, Charl Fredrick Coertzen, Founder and President of the Company loaned cash $9,906 to the Company. As of May 31, 2019, loans balance is $15,660.The loans are payable on demand, unsecured and without interest.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

On June 18, 2019, the Company loaned $2,040 cash from Charl Fredirck Coertzen, President of the Company. The loans are payable on demand, unsecured and without interest.

On July, 2019, the Company loaned $2,020 cash from Charl Fredirck Coertzen, President of the Company. The loans are payable on demand, unsecured and without interest.

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

AFRIKA4U (the “Company”) was incorporated under the laws of the State of Nevada on August 4, 2017, The Company intends to market and sell African leather products made from ostrich and other exotic leathers. We aim to market leather women’s fashion accessories like bags, and fashion accessories made by Klein Karoo Boutique, Ltd in South Africa to the North American markets. We have commenced only limited operations, primarily focused on organizational matters in connection with this offering. The Company has not yet implemented its business model.

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

As of May 31, 2019, we had $2,690 in cash as compared to $1,184 as of August 31, 2018. As of the date of this Form 10-Q, management does not believe that the Company’s capital resources would be adequate to continue operating and maintaining its business strategy during the fiscal year ended August 31, 2019. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.

We do not anticipate researching any further products nor the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees.

Results of Operations

We had $NIL in revenue for the three month period ended May 31, 2019.

Total expenses in the three month period ended May 31, 2019 were $1,036 resulting in a net loss for the three month period ended May 31, 2019 of $1,036 as compared to total expenses of $3,034 and a net loss of $3,034 for the three month period ended May 31, 2018. The net loss for the three month period ended May 31, 2019 is a result of Professional fees of $1,000 comprised of accounting fees and Office and general expense of $36 as compared to the net loss for the three month period ended May 31, 2018 which was a result of Professional fees of $2,000 comprised of accounting fees and Office and general expense of $1,034.

Total expenses for the nine month period ended May 31, 2019 were $15,639 resulting a net loss of $15,639 as compared to total expenses of $11,531 resulting in a net loss of $11,531 for the nine month period ended May 31, 2018. The net loss for the nine month period ended May 31, 2019 was a result of Professional fees of $13,000 consisting of accounting fees and Office and general expense of $2,639 as compared to the net loss for the nine month period ended May 31, 2018 of 11,351 which was a result of Professional fees of $10,000 comprised of accounting fees, Office and general expense of $1,531.

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

In connection with this quarterly report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s principal executive officer and principal financial officer. Based upon that evaluation, our company’s principal executive officer and principal financial officer concluded that subject to the inherent limitations noted in this Part II, Item 9A(T) as of May 31, 2019, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) during the quarter ended May 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

AFRIKA4U

Date: September 12, 2019	By:	/s/ Charl Coertzen
Charl Coertzen
President and Director
Principal Executive Officer
Principal Financial Officer

